Form 10-Q
period 2017-03-31
Shuttle Pharmaceuticals, Inc.
filed 2017-06-26
CIK 1685462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission file number: 333-215027

SHUTTLE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1747648
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1 Research Court, Suite 450, Rockville, Maryland 20850

(Address of Principal Executive Offices)

(240) 403-4212

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of June 26, 2017 was 45,000,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Shuttle Pharmaceuticals, Inc.

Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$97,508	$92,797
Contract receivable	63,554	18,777
Prepaid expenses	2,288	4,353
Total current assets	163,350	115,927

Property and equipment, net	33,918	38,753
Total Assets	$197,268	$154,680

LIABILITIES AND Stockholders’ deficit

Current liabilities:
Accrued expenses	$133,310	$68,527
Accrued interest payable	5,370	3,147
Note payable related party	21,137	33,610
Advance contract payments	92,502	—
Total current liabilities	252,319	105,284

Long-term liabilities:
Convertible notes payable	120,250	120,250
Total Liabilities	372,569	225,534

Stockholders’ deficit:
Preferred Stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 45,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	450,000	450,000
Additional paid-in capital	550,100	550,000
Accumulated deficit	(1,175,401)	(1,070,854)
Total Stockholders’ deficit	(175,301)	(70,854)
Total liabilities and Stockholders’ deficit	$197,268	$154,680

The accompanying notes are an integral part of these unaudited financial statements

Shuttle Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses
Research and Development-Net of Contracts	76,540	14,143

General and administrative	25,470	10,508

Loss from Operations	(102,010)	(24,651)

Other Income (Expense)
Interest Expense-related party	(368)	—
Interest Expense Accrued-convertible notes	(2,224)	—
Interest Income-related party	—	246
Interest Income-	55	—

Net Loss before taxes	(104,547)	(24,405)

Income tax provision	—	—

Net loss	$(104,547)	$(24,405)

Basic and diluted
Loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding	45,000,000	45,000,000

The accompanying notes are an integral part of these unaudited financial statements

Shuttle Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(104,547)	$(24,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,835	4,619
Change in Operating Assets and Liabilities
Contract receivable	(44,777)	23,769
Advance contract payments	92,503	—
Prepaid expenses	2,065	(7,210)
Accrued interest	2,223

Accrued Expenses	64,782	42,688

Net cash provided by operating activities	17,084	39,461

Cash flow from investing activities:
Repayment of note receivable-related party	—	6,515
Net cash provided investing activities	—	6,515
Cash flow from financing activities
Capital Contributions	100	—
Repayment of convertible note payable	(12,473)	—
Net cash (used in) financing activities	(12,373)	—

Net increase in cash and cash equivalents	4,711	45,976
Cash and cash equivalents at beginning of period	92,797	128,836

Cash and cash equivalents at end of period	$97,508	$174,812

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for interest	$0	$0
Cash paid during year for taxes	$0	$0

The accompanying notes are an integral part of these unaudited financial statements

Shuttle Pharmaceuticals, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 1 Nature of Organization

Operations

Shuttle Pharmaceuticals, Inc. (the “Company”) was formed as Shuttle Pharmaceuticals, LLC, in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the state of Maryland to convert from an LLC to a corporation. In connection with the conversion the Company issued 45,000,000 shares of common stock for the outstanding 100 membership interest prior to the conversion. The Company’s primary purpose is the development and commercialization of unique drugs for the sensitization of cancers and protection of normal tissues, to improve the outcomes of cancer patients receiving radiation therapy. The company has a product (ropidoxuridine) for use with radiation therapy which is the subject of a Small Business Innovation Research (SBIR) contract with the National Cancer Institute (NCI), a unit of the National Institutes of Health. The company also has obtained an option to rights to a product (doranidazole) for use with radiosurgery, developed by Pola Pharma, a Japanese Pharmaceutical company (“Pola”).

Pola has granted to the Company an exclusive option to license Doranidazole in the U.S. As consideration for this exclusive option, the Company shall grant to Pola a royalty free, fully paid up, perpetual non-exclusive license to use any and all data, results, information and know how generated through activities by the Company during the option period, for licensing, development or commercializing purposes of Doranidazole. The option has not yet been exercised and the Company has incurred no costs to date.

Upon exercise of the option, the Company and Pola have agreed to execute within a reasonable period not to exceed thirty (30) days a license agreement granting the Company exclusive rights to make, have made, use, import, export, offer to sell and sell Doranidazole in the U.S. In the event Shuttle needs the active pharmaceutical ingredient of Doranidazole, API, for their evaluation, Shuttle may purchase API from Pola for a price of US$20,000/kg on “as is” basis up to 10kg. Pola shall be responsible for the preparation, filing, prosecution and maintenance of any and all patent applications and patents related to Doranidazole and its commercialization.

The Company is in the development stage, requiring substantial capital for research, product development and market development activities. The Company has not marketed a commercial product and the Company’s proposed products will require successful clinical testing, regulatory approval and additional investment prior to commercialization. The future success of the Company is dependent on its ability to raise working capital to develop and eventually to manufacture and market its products. There is no assurance that the Company will be able to secure the necessary financing or regulatory approvals to attain successful future operations. Therefore, the predictability of the Company’s future is uncertain.

Note 2 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception, has incurred losses since its inception and has an accumulated deficit of $1,175,402 at March 31, 2017.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management will seek potential business opportunities for merger or acquisition of an existing company. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and that of its Board of Directors in accomplishing the business purposes of the Company.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto year ended December 31, 2016 filed with form S-1 on May 5, 2017.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimated expenses were made by month based on actual salaries and the approximate overhead, G&A and fringe expenses associated as percentages of the salaries, in addition to the actual supplies expenses and accrued subcontracts expenses spread out over the course of each contract.

Development Stage Company

The company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The company is devoting substantially all of its efforts to the development of its business plans. The company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Property and Equipment

Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are expensed as incurred.

Research and Development Expenses

Research and development expenses are charges to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, and consulting costs.

These expenses are assigned to the clinical project to develop ropidoxuridine in combination with radiation therapy. The SBIR contract covers much of the Phase I clinical trial in advanced GI malignancies.

The research expenses are assigned to the clinical project to develop ropidoxuridine in combination with radiation therapy as a treatment for cancer. Costs that are not covered by the SBIR contract for performing the Phase I contract to determine commercialization feasibility included partial salary support of personnel and consultant to develop a commercialization plan. Costs that are not covered in the Phase II contract effort include business development and partial salary support.

Research expenses related to new drug discovery include partial support of personnel, space, supplies and legal costs. These are preclinical studies and have led to discovery of the candidate lead ATM/HDACi bifunctional agent, an HDAC6 inhibitor and novel formulations of IUdR and IPdR.

The Company has successfully competed for three SBIR contracts from the NIH to support research projects with potential for commercialization. The contract awards are fixed payment in response to quarterly Shuttle invoices and provide non-diluting funds that do not include a repayment obligation. Details on the three contracts follow:

1. Contract #HHSN261201400013C supports “Clinical development of IPdR for Radiosensitization” and consists of a “fast-track” award that includes $191,971 Phase I and $1,428,117 Phase II funding from 9/19/2014 through 9/18/2017. This contract includes a subcontract with Brown University, LifeSpan/Rhode Island Hospital for the performance of a Phase I clinical trial. The Phase I clinical trial of ropidoxuridine and radiation therapy is underway at Lifespan/Rhode Island Hospital. The subcontract sets forth the following technical objectives of the Phase I clinical trial: (i) activate the IPdR IND for the Phase I and PK clinical trial, (ii) obtain approvals for the Phase I and PK clinical protocol; develop efficacy protocols satisfying FDA “Orphan Drug” status and (iii) establish the in-house Company biomarker assays. The subcontract provides for the reimbursement of Lifespan/Rhode Island Hospital’s allowable costs. In accordance with the subcontract, if we receive positive results from the Phase1 clinical trial, we plan to advance to Phase 1b and Phase II clinical trials of using ropidoxuridine in conjunction with RT treatments of patients with brain tumors and soft tissue sarcomas. The subcontract provides for a total amount of $688,818 to be funded in connection with Phase I and Phase II.

2. Contract #HHSN261201600027C supports “Predictive Biomarkers of prostate Cancer Patient Sensitivity for Radiation Late Effects.” This is a $299,502 Phase I award funding research from 9/19/2016 through 9/18/2017. This contract includes a subcontract with Georgetown University for use of Mass Spectrometry core facilities to analyze clinical samples.

3. Contract #HHSN261600038C supports “Cell-based Models for Prostate Cancer Health Disparity Research.” This is a $224,687 Phase I award funding research from 9/19/2016 through 6/18/2017. This contract includes a subcontract with Georgetown University for use of a tissue culture core facility for growing human prostate cells from African-American donors.

In regards to the accounting treatment for reimbursements US GAAP provides limited guidance on the accounting for government grants received by for-profit companies. We understand that there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue, or other income. Due to the terms of the contracts we have entered into the Company concluded that the reimbursements were more akin to a reduction of costs rather than any of the other alternatives to match the contract reimbursements on a systematic basis to the costs that the contract is intended to compensate.

The Company has received a contract from the Department of Health and Human Services to assist with the clinical development of IPdR for radiosensitization. The Company recognizes the amounts received in regards to the contract at fair value when there is reasonable assurance that the contract amount will be received and it is probable that all attaching conditions will be complied with. The Company recognizes the amounts received in accordance with the contract as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company recorded on the balance sheet as contract receivable upon meeting the criteria discussed above until cash is received.  During the three months ended March 31, 2017 and 2016, the Company recorded $217,052 and $146,896 in accordance with the contract, which have been recorded as a reduction of research and development expense in the accompanying statement of operations.

Cash and cash equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The Company invests its excess cash in financial instruments which are readily convertible into cash, such as money market funds and U.S. government securities.

The fair value of financial assets and liabilities is measured under a three-tier fair value hierarchy as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during periods presented.

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with respect to whether deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. The value of our deferred tax assets will depend on applicable income tax rates. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial statements.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Note 4 Property and Equipment

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Office Furniture and equipment	$7,731	$7,731
Laboratory equipment	88,064	88,064
	95,795	95,795

Less: accumulated depreciation	61,877	57,042

Property and equipment, net	$33,918	$38,753

Depreciation expense of property and equipment for the three months ended March 31, 2017 and 2016 was $4,835 and $ 4,619 respectively.

The equipment is being depreciated on the straight-line bases over the estimated useful lives of the asset of 4-5 years.

Note 5 Commitments and Contingencies

The Company currently has a lease agreement which allows for the use of a laboratory facility for a monthly payment of $3,685, which was amended on July 1, 2016 to a monthly amount of $3,879 and expires on June 30, 2017.

Note 6 Note payable-Related party

On August 15, 2016, the Company received a loan from a related party in the amount of $50,000.  The loan is payable in monthly installments of $4,280 inclusive of interest at 5% per annum until maturity on August 14, 2017. Interest expense incurred on this loan was $368 for the three months ended March 31, 2017.

Note 7 Convertible notes payable

In August and September 2016, the Company received loans from unrelated parties in the aggregate amount of $120,250. The notes mature two years from the date of issuance, bear interest at 7.5% per annum, and are convertible into the shares of stock at, if at any time prior to the Maturity Date, and if the Company consummates a Sale Event or a Qualified Financing, then, immediately prior to consummation of the Sale Event or the Qualified Financing, the principal amount of and all unpaid accrued interest on this Note shall automatically convert shares at the Conversion Price, which is a 30% discount to the effective per share offering price of the qualified financing.

Note 8 Equity

In connection with the filing of the articles of conversion referred to in note 1 and the articles of incorporation, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 and 5,000,000 shares of preferred stock with a par value of $.01.

On August 12, 2016, in connection with the conversion the Company issued 45,000,000 shares of common stock for the outstanding 100 membership interests of the Company prior to the conversion.

The Company has no outstanding shares of preferred stock at March 31, 2017.

Note 9 Income Taxes

The Company has approximately $301,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 Subsequent Events

Management has evaluated subsequent events through the date which the financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this report, unless otherwise indicated, the terms “the Company,” “Shuttle,” “we,” “us” and “our” refer to Shuttle Pharmaceuticals, Inc.

Note Regarding Forward Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Business Overview

Shuttle is a specialty pharmaceutical company founded in 2012, with the goal of becoming the first U.S. pharmaceutical company focused on the development and commercialization of innovative first-in-class drugs for sensitizing cancers to and protecting normal tissue from the effects of RT. The FDA considers new molecular entities as first-in-class, if such drugs like our initial product candidates, use a new and unique mechanism of action for treating a medical condition. Our objective is to improve the outcomes of cancer treatment through RT and reducing its side effects by:

●	sensitizing growing cancer cells, rendering them more susceptible to the effects of RT;

●	sensitizing hypoxic cells in tumors that resist regular RT; and

●	activating the DNA damage response pathway to protect normal cells located near cancers.

To date, we have developed, to clinical stage, small molecule strategies to sensitize growing cancer cells in tumors to conventional RT and to sensitize treatment resistant, hypoxic cancer cells in tumors to large fraction radiation therapy using SBRT. A pre-clinical technology delivery platform using HDAC inhibitors, which are designed to target cancer cells while protecting healthy tissue, further enhances our pipeline. Shuttle has two clinical stages, first in class product candidates that we believe will deliver these benefits in conjunction with our technology platform:

●	Ropidoxuridine, an orally available halogenated pyrimidine with strong cancer radiation sensitizing properties, is our lead “clinical phase” product candidate. Halogenated pyrimidines are incorporated into DNA by rapidly growing cancer cells and become more sensitive to the effects of RT. We have received an SBIR contract from the NIH to fund a Phase 1 clinical trial at and in collaboration with Brown University - Lifespan/Rhode Island Hospital to determine safety and the maximum tolerated dose in patients with advanced gastrointestinal cancers. In connection with the trial, NCI has approved the Phase 1 clinical protocol and agreed to provide drug and clinical data management support to Rhode Island Hospital. If we receive positive results from the Phase1 clinical trial, we plan to advance to Phase 1b and Phase 2 clinical trials of using ropidoxuridine in conjunction with RT treatments of patients with brain tumors and soft tissue sarcomas. The Phase 1 clinical trial of ropidoxuridine and radiation therapy is underway at Lifespan/Rhode Island Hospital under subcontract from Shuttle Pharmaceuticals, Inc. Five patients have been entered on trial designed to determine drug safety and the maximum tolerated dose. The clinical trial is supported by funding from the NIH/NCI to Shuttle via an SBIR contract, and a subcontract from Shuttle to Lifespan/RIH. In addition the NIH holds the IND through its Cancer Therapy Evaluation Program (“CTEP”) and supports the clinical trial by providing the drug, ropidoxuridine, and data management through a CRO, Theradex.

Ropidoxuridine, our lead oral “clinical phase” product candidate is a halogenated pyrimidines that is incorporated into DNA by rapidly growing cancer cells resulting in cells that are more sensitive to the effects of radiation therapy. In the Phase 1 clinical trial in progress at Brown University - Lifespan/Rhode Island Hospital we will determine safety and the maximum tolerated dose (MTD) in patients receiving the drug and fractionated radiation therapy. Determination of the MTD in Phase I will allow us to design and execute a subsequent Phase II clinical trial for the endpoints of tumor response as measured by disease free survival and overall survival. The IND for ropidoxuridine (IPdR) was initially filed by Dr. Timothy Kinsella on July 7, 2004, inactivated on February 27, 2008 and subsequently reactivated by the FDA on December 3, 2010.

●	Doranidazole, an injectable hypoxic cell radiation sensitizer, is our second “clinical phase” product candidate. As cancer cells outgrow the blood supply and oxygen availability becomes limiting, regions of hypoxia develop within a tumor. Cancer cells under hypoxic conditions are more resistant to the killing effects of RT. Electron affinic drugs, such as doranidazole are able to reach areas of tumor hypoxia to effect radiation sensitization, thereby offering the potential to improve the outcome of RT treatment by increasing hypoxic cell kill. Unfortunately, first and second generation hypoxic sensitizers used to date have shown neurologic toxicity and little clinical benefit. Doranidazole, which has been developed in Japan by Pola Pharma, has been well-tolerated in clinical studies conducted in Japan and has shown improved survival in a randomized Phase 3 clinical trial of advanced pancreatic cancers, when used in combination with IORT, as opposed to treatment by IORT alone. Shuttle has secured an exclusive option to license Doranidazole for development and commercialization in the U.S. We intend to focus on the use of Doranidazole for treatment of pancreatic, lung and liver cancers in combination with large fraction SBRT, which is radiation therapy administered in large doses over a several day period as opposed to conventional RT, which is generally administered in small daily doses over an extended period of several weeks.

In addition to our two primary product candidates, we are developing and planning to commercialize other cancer radiation sensitizers with radiation protecting properties, which target protecting normal tissue during the administration of RT and other first-in-class products utilizing our HDAC small molecule technology platform.

We have also been two awarded SBIR contracts from the NIH to:

●	develop prostate cancer cell lines from African-American men, who are at higher risk for prostate cancer, with donor matched normal prostate cells, with the goal of establishing 50 prostate cancer cell lines for research aimed at treating prostate cancer in African American men; and

●	develop predictive biomarkers for predicting outcomes for prostate cancer patients following treatment with SBRT.

Results of Operations

Comparison of three months ended March 31, 2016 and March 31, 2017

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2017:

	For the three months ended March 31,		Increase/
	2016	2017	(Decrease)
Research and development-net of contracts	$14,143	$76,540	$62,397
General and administrative	10,508	25,470	14,962
Other income (expense):
Interest Expense – related party	—	(368)	(368)
Interest Expense Accrued – convertible notes	—	(2,224)	(2,224)
Interest Income – related party	246	—	(246)
Interest Income - Other	—	55	55
Total other income (expense)	246	(2,537)	(2,783)

Research and Development Expenses-Net of contracts. Research and development expenses-net of contracts was $14,143 for the three months ended March 31, 2016, as compared to $76,540 for the three months ended March 31, 2017. The increase of $62,397 is primarily a result of two additional NIH fixed contracts that became effective in September 2016 and reimbursed the Company based on a pre-determined set payment schedule.

General and Administrative Expenses. General and administrative expenses were $10,508 for the three months ended March 31, 2016, as compared to $25,470 for the three months ended March 31, 2017. This increase is primarily due to an increase in Company legal expenses, $0 for the three months ended March 31, 2016 as compared to $11,174 for the three months ended March 31, 2017, and accounting expenses, $1,350 for three months ended March 31, 2016 as compared to $11,321 for the three months ended March 31, 2017.

Company legal and professional expenses increased as the Company continued to utilize legal services for HDAC inhibitor patent work and additional legal and professional fees for the SEC S-1 registration statement. Consulting expenses increased as general Company consulting engagements increased, an orphan drug application was submitted and the consulting company, CHMS, was engaged with to serve as the primary lead in the SEC S-1 application process. Accounting expenses increased primarily due to the SEC S-1 preparation process. All other general and administrative expense variations are immaterial.

Other Income (Expense). Other income (expense) was $246 for the three months ended March 31, 2016 which consisted of the interest income on a loan related party and $(2,537) for the three months ended March 31, 2017, which consisted of $55 for interest income on late remitance from NIH, ($2,224) for interest expense on convertible loans and ($368) interest expense on a loan-related party.

Liquidity and Capital Resources

As of March 31, 2017, total current assets were $163,350 as compared to $115,927 on December 31, 2016. Total current liabilities as of March 31, 2017 were $252,319 as compared to $105,284 as of December 31, 2016. The increase in current liabilities is due to an increase in accrued expenses related to an advance NIH receivable of $92,503 and an increase in accounts payable of $58,925.

Net cash provided by operating activities was $17,048 in the three months ended March 31, 2017 compared to $39,461 for the same period in 2016.

Net of cash provided by investing activities was $0 in the three months ended March 31, 2017 as compared to $6,515 for the same period in 2016. This activity was primarily due to the repayment of a note receivable-related party.

Net cash used in financing activities in the first three months of 2017 was $(12,373) compared to $0 in the first three months of 2016.

Our capital needs to date have been met by contributions from existing shareholders, as well as through our private offerings of our securities, SBIR contracts and other grants. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and, if we are not able to enter into planned collaborations, manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

There can be no assurance that additional financing will be available to the Company when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could cause the Company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm the Company and its prospects.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative Disclosures About Market Risks.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of March 31, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-215027).

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1.A.	Risk Factors.

See the section of our prospectus entitled “Risk Factors” beginning at page 13 of the Form S-1 filed with the SEC on May 5, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTLE PHARMACEUTICALS, INC.

Dated: June 26, 2017	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, Chief Executive Officer
(Principal Executive Officer)

Dated: June 26, 2017	By:	/s/ Peter Dritschilo
Peter Dritschilo, Chief Financial Officer
(Principal Financial and Accounting Officer)

