Form 10-Q
period 2017-06-30
Shuttle Pharmaceuticals, Inc.
filed 2017-08-14
CIK 1685462

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 14, 2017 was 45,000,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Shuttle Pharmaceuticals, Inc.

Balance Sheets

 (Unaudited)

	June 30 December 31
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$172,820	$92,797
Contract receivable	133,548	18,777
Prepaid expenses	6,889	4,353

Total current assets	313,257	115,927

Property and equipment, net	29,082	38,753

Total Assets	$342,339	$154,680

LIABILITIES AND STOCK HOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued expenses	$291,906	$68,527
Accrued interest payable	7,619	3,147
Note payable-related party	83,508	33,610
Advance contract payments	92,502	—

Total current liabilities	475,535	105,284

Long term Liabilities
Convertible notes payable	120,250	120,250

Total liabilities	595,785	225,534

Stockholder’ Equity:
Members equity	—
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	450,000	450,000
Additional paid-in capital	550,100	550,000
Accumulated deficit	(1,253,546)	(1,070,854)
Total Stockholder’s equity (deficit)	(253,446)	(70,854)
Total liabilities and stockholders’ equity (deficit)	$342,339	$154,680

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

 Statements of Operations

 (Unaudited)

	For the six months ended June 30
	2017	2016
Revenue	$—	$—
Operating expenses
Research and Development-Net of Contracts	75,392	55,119

General and administrative	102,308	72,195

Loss from Operations	(177,700)	(127,314)

Other Income (Expense)
Interest Expense-related party	(580)	—
Interest Expense Accrued-convertible notes	(4,472)	—
Interest Income-related party	—	277
Interest Income-other	60	110

Loss before provision for taxes	(182,692)	(126,927)

Income tax provision	—	—

Net loss	$(182,692)	$(126,927)

Basic and diluted Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	45,000,000	45,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Statements of Operations

 (Unaudited)

	For the three months ended June 30
	2017	2016
Revenue	$—	$—
Operating expenses
Research and Development-Net of Contracts	(1,150)	40,404

General and administrative	76,839	62,259

Loss from Operations	(75,689)	(102,663)

Other Income (Expense)
Interest Expense-related party	(212)	—
Interest Expense accrued-convertible notes	(2,248)	—
Interest Income-related party	—	132
Interest Income-other	5	10

Net Loss before taxes	(78,144)	(102,521)

Income tax provision	—	—

Net loss	$(78,144)	$(102,521)

Basic and diluted Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	45,000,000	45,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Statements of Cash Flows

 (Unaudited)

	For the six months ended June 30
	2017	2016
Cash flows from operating activities:
Net Loss	$(182,692)	$(126,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,671	6,374
Change in Operating Assets and Liabilities
Contract receivable	(114,771)	(7,742)
Advance NIH receivable	92,503	—
Prepaid expenses	(2,536)	(5,407)
Accrued interest	4,472	—

Accrued Expenses	223,378	(1,547)

Net cash provided by (used in) operating activities	30,025	(135,249)

Cash flow from investing activities:
Repayment of note receivable-related party	—	13,128
Net cash provided by investing activities	—	13,128
Cash flow from financing activities
Capital Contributions	100	20,000
Proceeds from note payable-related party	75,000	—
Repayment of note payable-related party	(25,102)	—
Net cash provided by financing activities	49,998	20,000

Net increase (decrease) in cash and cash equivalents	80,023	(102,121)
Cash and cash equivalents at beginning of period	92,797	128,836

Cash and cash equivalents at end of period	$172,820	$26,715

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for interest	$0	$0
Cash paid during year for taxes	$0	$0

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

 Notes to Financial Statements

 June 30, 2017

 (unaudited)

Note 1 Nature of Organization

Operations

The Company was formed as Shuttle Pharmaceuticals, LLC, in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the state of Maryland to convert from an LLC to a corporation. In connection with the conversion the Company issued 45,000,000 shares of common stock for the outstanding 100 membership interest prior to the conversion. The Company’s primary purpose is the development and commercialization of unique drugs for the sensitization of cancers and protection of normal tissues, to improve the outcomes of cancer patients receiving radiation therapy. The company has a product (ropidoxuridine) for use with radiation therapy which is the subject of a Small Business Innovation Research (SBIR) contract with the National Cancer Institute (NCI), a unit of the National Institutes of Health. The company also has obtained an option to rights to a product (doranidazole) for use with radiosurgery, developed by Pola Pharma, a Japanese Pharmaceutical company (“Pola”).

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

Note 2 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception, has incurred losses since its inception and has an accumulated deficit of $1,253,546 at June 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management will seek potential business opportunities for merger or acquisition of an existing company. Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts and that of its Board of Directors in accomplishing the business purposes of the Company. Management began in the fourth quarter of 2015 to form new capital in the form of an SEC Regulation D, Rule 506 Private Placement in the amount of 105,000,000 offering shares.

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto year ended December 31, 2016 filed with form S-1 on May 5, 2017.

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

3. Contract #HHSN261600038C supports “Cell-based Models for Prostate Cancer Health Disparity Research.” This is a $224,687 Phase I award funding research from 9/19/2016 through 6/18/2017. This contract includes a subcontract with Georgetown University for use of a tissue culture core facility for growing human prostate cells from African-American donors. This contract was completed in its entirety and was closed out on 6/18/2017.

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

The Company has received a contract from the Department of Health and Human Services to assist with the clinical development of IPdR for radiosensitization. The Company recognizes the amounts received in regards to the contract at fair value when there is reasonable assurance that the contract amount will be received and it is probable that all attaching conditions will be complied with. The Company recognizes the amounts received in accordance with the contract as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company recorded on the balance sheet as contract receivable upon meeting the criteria discussed above until cash is received. During the six months ended June 30, 2017 and 2016, the Company recorded $596,502 and $258,486 in accordance with the contract and during the three months ended June 30, 2017 and 2016, the Company recorded $379,449 and $111,590 in accordance with the contract. which have been recorded as a reduction of research and development expense in the accompanying statement of operations.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during years presented.

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Office Furniture and equipment	$7,731	$7,731
Laboratory equipment	88,064	88,064
	95,795	95,795

Less: accumulated depreciation	66,713	57,042

Property and equipment, net	$29,082	$38,753

Depreciation expense of property and equipment for the six months ended June 30, 2017 and 2016 was $9,671 and $6,374 respectively.

The equipment is being depreciated on the straight-line bases over the estimated useful lives of the asset of 4-5 years.

Note 5 Commitments and Contingencies

The Company currently has a lease agreement which allows for the use of a laboratory facility for a monthly payment of $3,685, which was amended on July 1, 2016 to a monthly amount of $3,879 and expires on June 30, 2017. The Company has signed a three month extension that is effective July 1, 2017 through September 31, 2017, for a monthly amount of $3,807.

Note 6 Note payable-Related party

On August 15, 2016, the Company received a loan from a related party in the amount of $50,000. The loan is payable in monthly installments of $4,280 inclusive of interest at 5% per annum until maturity on August 14, 2017. Interest expense incurred on this loan was $580 for the six months ended June 30th, 2017.

On June 30, 2017, the Company received a loan from a related party in the amount of $75,000. The loan is payable in 12 monthly installments of $6,420 inclusive of interest at 5% per annum until maturity on June 30, 2018.

Note 7 Convertible note payable

In August and September 2016, the Company received loans from unrelated parties in the aggregate amount of $120,250. The loans mature two years from the date of issuance, bear interest at 7.5%per annum, and are convertible into the shares of stock at, if at any time prior to the Maturity Date, and if the Company consummates a Sale Event or a Qualified Financing, then, immediately prior to consummation of the Sale Event or the Qualified Financing, the principle amount of and all unpaid accrued interest on this Note shall automatically convert shares at the Conversion Price, which is a 30% discount to the effective per share offering price of the qualified financing.

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

The Company has no outstanding shares of preferred stock at June 30, 2017.

Note 9 Income Taxes

The Company has approximately $380,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 Subsequent Events

Management has evaluated subsequent events through the date when the financial statements were available to be issued.

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

We have also been two awarded SBIR contracts from the NIH to:

●	develop prostate cancer cell lines from African-American men, who are at higher risk for prostate cancer, with donor matched normal prostate cells, with the goal of establishing 50 prostate cancer cell lines for research aimed at treating prostate cancer in African American men; and

●	develop predictive biomarkers for predicting outcomes for prostate cancer patients following treatment with SBRT.

Results of Operations

Comparison of three months ended June 30, 2016 and June 30, 2017

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2017:

	For the three months ended June 30,		Increase/
	2016	2017	(Decrease)
Research and development-net of contracts	$40,404	$(1,150)	$(41,544)
General and administrative	62,259	76,839	14,583
Other income (expense):
Interest Expense – related party	—	(212)	(212)
Interest Expense Accrued – convertible notes	—	(2,248)	(2,248)
Interest Income – related party	132	—	(132)
Interest Income - Other	10	5	(5)
Total other income (expense)	142	(2,455)	(2,597)

Research and Development Expenses-Net of contracts. Research and development expenses-net of contracts were $40,404 for the three months ended June 30, 2016, as compared to $(1,150) for the three months ended June 30, 2017. The decrease of $(41,554) is primarily a result of an increase in wages from $77,502 in the three months ended June 30, 2016 to $102,813 in the three months ended June 30, 2017, and an increase in subcontractor expenses from $27,657 in the three months ended June 30, 2016 to $202,789 in the three months ended June 30, 2017.

General and Administrative Expenses. General and administrative expenses were $62,259 for the three months ended June 30, 2016, as compared to $76,389 for the three months ended June 30, 2017. This increase is primarily due to an increase in Company legal expenses, $11,388 for the three months ended June 30, 2016 as compared to $62,673 for the three months ended June 30, 2017 and accounting expenses, $2,700 for the three months ended June 30, 2016 as compared to $12,840 for the three months ended June 30, 2017.

Consulting expenses were $47,500 for the three months ended June 30, 2016 as compared to $0 for the three months ended June 30, 2017. All other general and administrative expense variations are immaterial.

Other Income (Expense). Other income (expense) was $142 for the three months ended June 30, 2016 which consisted of the interest income on a loan related party and interest earned on a money market account and $(2,455) for the three months ended June 30, 2017, which consisted of $5 for interest income on late remittance from NIH, ($2,248) for interest expense on convertible loans and ($212) interest expense on a loan-related party.

Comparison of six months ended June 30, 2016 and June 30, 2017

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2017:

	For the six months ended June 30,		Increase/
	2016	2017	(Decrease)
Research and development-net of contracts	$55,119	$75,392	$20,273
General and administrative	72,195	102,308	30,113
Other income (expense):
Interest Expense – related party	—	(580)	(580)
Interest Expense Accrued – convertible notes	—	(4,472)	(4,472)
Interest Income – related party	277	—	(277)
Interest Income - Other	110	60	(50)
Total other income (expense)	387	(4,992)	(5,379)

Research and Development Expenses-Net of contracts. Research and development expenses-net of contracts was $55,119 for the six months ended June 30, 2016, as compared to $75,392 for the six months ended June 30, 2017. The increase of $20,273 is primarily a result of two additional NIH fixed contracts that became effective in September 2016 and reimbursed the Company based on a pre-determined set payment schedule.

General and Administrative Expenses. General and administrative expenses were $72,195 for the six months ended June 30, 2016, as compared to $102,308 for the six months ended June 30, 2017. This increase is primarily due to an increase in Company legal expenses, $11,388 for the six months ended June 30, 2016 as compared to $73,847 for the six months ended June 30, 2017, and accounting expenses, $4,050 for six months ended June 30, 2016 as compared to $24,161 for the six months ended June 30, 2017.

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

Other Income (Expense). Other income (expense) was $387 for the six months ended June 30, 2016 which consisted of the interest income on a loan related party and interest earned from a money market account and $(4,992) for the six months ended June 30, 2017, which consisted of $60 for interest income on late remittance from NIH, ($4,472) for interest expense on convertible loans and ($580) interest expense on a loan-related party.

Liquidity and Capital Resources

As of June 30, 2017, total current assets were $313,257 as compared to $115,927 on December 31, 2016. Total current liabilities as of June 30, 2017 were $475,535 as compared to $105,284 as of December 31, 2016. The increase in current liabilities is due to an increase in accounts payable of $64,019 for the year ended December 31, 2016 as compared to $290,778 for the six months ended June 30, 2017, an increase in advance NIH receivable of $0 for the year ended December 31, 2016 as compared to $92,503 for the six months ended June 30, 2017 and an increase in a note payable-related party of $0 for the year ended December 31, 2016 as compared to $83,508 for the six months ended June 30, 207.

Net cash provided by operating activities was $30,025 in the six months ended June 30, 2017 compared to net cash used of $135,249 for the same period in 2016.

Net of cash provided by investing activities was $0 in the six months ended June 30, 2017 as compared to $13,128 for the same period in 2016. This activity was primarily due to the repayment of a note receivable-related party.

Net cash provided by financing activities in the first six months of 2017 was $49,998 compared to $20,000 in the first six months of 2016.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of June 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-215027).

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

SHUTTLE PHARMACEUTICALS, INC.

Dated: August 14, 2017	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Peter Dritschilo
Peter Dritschilo, Chief Financial Officer
(Principal Financial and Accounting Officer)