Form 10-Q
period 2017-09-30
Shuttle Pharmaceuticals, Inc.
filed 2017-11-20
CIK 1685462

    UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 20, 2017 was 45,000,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Shuttle Pharmaceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30	December 31
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$66,535	$92,797
Contract receivable	79,481	18,777
Prepaid expenses	6,123	4,353

Total current assets	152,139	115,927

Property and equipment, net	24,247	38,753

Total Assets	$176,386	$154,680

LIABILITIES AND EQUITY

Current liabilities
Accrued expenses	$191,280	$68,527
Accrued interest payable	9,892	3,147
Note payable-related party	62,758	33,610
Advance contract payments	92,502	—

Total current liabilities	356,432	105,284

Long term Liabilities
Convertible notes payable	120,250	120,250

Total liabilities	476,682	225,534

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	450,000	450,000
Additional paid-in capital	550,100	550,000
Accumulated deficit	(1,300,396)	(1,070,854)
Total Stockholder’s equity (deficit)	(300,296)	(70,854)

Total liabilities and equity	$176,386	$154,680

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	For the nine months ended September 30th,
	2017	2016
Revenue	$—	$—
Operating expenses
Research and Development-Net of Contracts	90,592	121,705

General and administrative	130,973	126,477

Loss from Operations	(221,565)	(248,182)

Other Income (Expense)
Interest Expense	(6,804)	(1,106)
Interest Expense-related party	(1,233)	—
Interest Income-related party	—	443
Interest Income-other	60	—

Loss before tax provision	(229,542)	(248,845)

Income tax provision	—	—

Net loss	$(229,542)	$(248,845)
Basic and diluted
Loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding	45,000,000	45,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	For the three months ended September 30th,
	2017	2016
Revenue	$—	$—
Operating expenses
Research and Development-Net of Contracts	15,201	68,610

General and administrative	28,664	52,281

Loss from Operations	(43,865)	(120,891)

Other Income (Expense)
Interest Expense	(2,332)	(898)
Interest Expense-related party	(653)	(208)
Interest Income-related party		55

Net Loss before taxes	(46,850)	(121,942)

Income tax provision	—	—

Net loss	$(46,850)	$(121,942)
Basic and diluted
Loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding	45,000,000	45,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30th,
	2017	2016
Cash flows from operating activities:
Net Loss	$(229,542)	$(248,845)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	14,506	13,856
Change in Operating Assets and Liabilities
Contract receivable	(60,704)	(33,059)
Advance NIH receivable	92,503	—
Prepaid expenses	(1,770)	(7,125)
Accrued interest	6,746	898
Accrued Expenses	122,751	63,868
Net cash provided by operating activities	(55,510)	(210,407)
Cash flow from investing activities:
Acquisition of property and equipment	—	(4,333)
Repayment of note receivable-related party	—	19,816
Net cash provided by investing activities	—	15,483
Cash flow from financing activities
Proceeds from convertible notes payable		120,250
Capital Contributions	100	20,000
Proceeds from note payable-related party	62,758	45,928
Repayment of note payable-related party	(33,610)	—
Net cash provided by financing activities	29,248	186,178

Net decrease in cash and cash equivalents	(26,262)	(8,746)
Cash and cash equivalents at beginning of period	92,797	128,836

Cash and cash equivalents at end of period	$66,535	$120,091

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,233	$0
Cash paid during period for taxes	$0	$0

The Accompanying Notes are an Integral Part of the Financial Statements

Shuttle Pharmaceuticals, Inc.

Notes to Financial Statements

September 30, 2017

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

Pola has granted to the Company an exclusive license for Doranidazole in the U.S. As consideration for this license, the Company shall prepare and submit an application for an investigational new drug (IND) for development or commercializing purposes of Doranidazole. The license grants the Company exclusive rights to make, have made, use, import, export, offer to sell and sell Doranidazole in the U.S. Shuttle may purchase API from Pola for a price of US$20,000/kg on “as is” basis up to 10kg. Pola shall receive milestone and royalty payments and will be responsible for the preparation, filing, prosecution and maintenance of any and all patent applications and patents related to Doranidazole and its commercialization.

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

Note 2 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generated any revenues since inception, has incurred losses since its inception and has an accumulated deficit of $1,300,396 at September 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company at September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto year ended December 31, 2016 filed with form S-1 on May 5, 2017.

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

The Company has successfully competed for three SBIR contracts from the NIH to support research projects with potential for commercialization. The contract awards are fixed payment in response to quarterly Shuttle invoices and provide non-diluting funds that do not include a repayment obligation. Details on the three contracts follow:

1. Contract #HHSN261201400013C supports “Clinical development of IPdR for Radiosensitization” and consists of a “fast-track” award that includes $191,971 Phase I and $1,428,117 Phase II funding from 9/19/2014 through 9/18/2017. This contract includes a subcontract with Brown University, LifeSpan/Rhode Island Hospital for the performance of a Phase I clinical trial. The Phase I clinical trial of ropidoxuridine and radiation therapy is underway at Lifespan/Rhode Island Hospital. The subcontract sets forth the following technical objectives of the Phase I clinical trial: (i) activate the IPdR IND for the Phase I and PK clinical trial, (ii) obtain approvals for the Phase I and PK clinical protocol; develop efficacy protocols satisfying FDA “Orphan Drug” status and (iii) establish the in-house Company biomarker assays. The subcontract provides for the reimbursement of Lifespan/Rhode Island Hospital’s allowable costs. In accordance with the subcontract, if we receive positive results from the Phase1 clinical trial, we plan to advance to Phase 1b and Phase II clinical trials of using ropidoxuridine in conjunction with RT treatments of patients with brain tumors and soft tissue sarcomas. The subcontract provides for a total amount of $688,818 to be funded in connection with Phase I and Phase II. This contract has received a no cost extension (NCE) through February 3, 2018.

2. Contract #HHSN261201600027C supports “Predictive Biomarkers of prostate Cancer Patient Sensitivity for Radiation Late Effects.” This is a $299,502 Phase I award funding research from 9/19/2016 through 9/18/2017. This contract includes a subcontract with Georgetown University for use of Mass Spectrometry core facilities to analyze clinical samples. This contract was completed in its entirety and was closed out on 9/18/2017.

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

The Company has received a contract from the Department of Health and Human Services to assist with the clinical development of IPdR for radiosensitization. The Company recognizes the amounts received in regards to the contract at fair value when there is reasonable assurance that the contract amount will be received and it is probable that all attaching conditions will be complied with. The Company recognizes the amounts received in accordance with the contract as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company recorded on the balance sheet as contract receivable upon meeting the criteria discussed above until cash is received. During the nine months ended September 30, 2017 and 2016, the Company recorded $733,582 and $409,069 in accordance with the contract and during the three months ended September 30, 2017 and 2016, the Company recorded $137,080 and $150,583 in accordance with the contract. which have been recorded as a reduction of research and development expense in the accompanying statement of operations.

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

Note 4 Property and Equipment

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Office Furniture and equipment	$7,731	$7,731
Laboratory equipment	88,064	88,064
	95,795	95,795

Less: accumulated depreciation	71,548	57,042

Property and equipment, net	$24,247	$38,753

Depreciation expense of property and equipment for the nine months ended September 30, 2017 and 2016 was $14,506 and $13,856 respectively.

The equipment is being depreciated on the straight-line bases over the estimated useful lives of the asset of 4-5 years.

Note 5 Commitments and Contingencies

The Company currently has a lease agreement which allows for the use of a laboratory facility for a monthly payment of $3,685, which was amended on July 1, 2016 to a monthly amount of $3,879 and expired on June 30, 2017. The Company has signed a three-month extension that was effective July 1, 2017 through September 30, 2017, for a monthly amount of $3,807. This current lease agreement terminated on September 30, 2017, and was amended to an office space only contract for a monthly payment of $392.

Note 6 Note payable-Related party

On August 15, 2016, the Company received a loan from a related party in the amount of $50,000. The loan is payable in monthly installments of $4,280 inclusive of interest at 5% per annum until maturity on August 14, 2017. Interest expense incurred on this loan was $633 for the nine months ended September 30, 2017.

On June 30, 2017, the Company received a loan from a related party in the amount of $75,000. The loan is payable in 12 monthly installments of $6,420 inclusive of interest at 5% per annum until maturity on June 30, 2018. Interest expense incurred on this loan was $600 for the nine months ended September 30, 2017.

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

The Company has no outstanding shares of preferred stock at September 30, 2017.

Note 9 Income Taxes

The Company has approximately $609,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

To date, we have developed, to clinical stage, small molecule strategies to sensitize growing cancer cells in tumors to conventional RT and to sensitize treatment resistant, hypoxic cancer cells in tumors to large fraction radiation therapy using SBRT. A pre-clinical technology delivery platform using HDAC inhibitors, which are designed to target cancer cells while protecting healthy tissue, further enhances our pipeline. Shuttle has two clinical stages, first in class product candidates that we believe will deliver these benefits in conjunction with our technology platform:

●	Ropidoxuridine, an orally available halogenated pyrimidine with strong cancer radiation sensitizing properties, is our lead “clinical phase” product candidate. Halogenated pyrimidines are incorporated into DNA by rapidly growing cancer cells and become more sensitive to the effects of RT. We have received an SBIR contract from the NIH to fund a Phase 1 clinical trial at and in collaboration with Brown University - Lifespan/Rhode Island Hospital to determine safety and the maximum tolerated dose in patients with advanced gastrointestinal cancers. In connection with the trial, NCI has approved the Phase 1 clinical protocol and agreed to provide drug and clinical data management support to Rhode Island Hospital. If we receive positive results from the Phase1 clinical trial, we plan to advance to Phase 1b and Phase 2 clinical trials of using ropidoxuridine in conjunction with RT treatments of patients with brain tumors and soft tissue sarcomas. The Phase 1 clinical trial of ropidoxuridine and radiation therapy is underway at Lifespan/Rhode Island Hospital under subcontract from Shuttle Pharmaceuticals, Inc. Fourteen patients have been entered on trial designed to determine drug safety and the maximum tolerated dose. The clinical trial is supported by funding from the NIH/NCI to Shuttle via an SBIR contract, and a subcontract from Shuttle to Lifespan/RIH. In addition the NIH holds the IND through its Cancer Therapy Evaluation Program (“CTEP”) and supports the clinical trial by providing the drug, ropidoxuridine, and data management through a CRO, Theradex.

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

We have also been two awarded SBIR contracts from the NIH to:

●	develop prostate cancer cell lines from African-American men, who are at higher risk for prostate cancer, with donor matched normal prostate cells, with the goal of establishing 50 prostate cancer cell lines for research aimed at treating prostate cancer in African American men; and

●	develop predictive biomarkers for predicting outcomes for prostate cancer patients following treatment with SBRT.

Results of Operations

Comparison of three months ended September 30, 2016 and September 30, 2017

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2017:

	For the three months ended September 30,		Increase/
	2016	2017	(Decrease)
Research and development-net of contracts	$68,610	$15,201	$(53,409)
General and administrative	52,281	28,664	(23,617)
Other income (expense):
Interest Expense	(898)	(2,332)	1,434
Interest Expense - related party	(208)	(653)	445
Interest Income – related party	55	—	(55)
Total other income (expense)	(1,051)	(2,985)	1,934

Research and Development Expenses-Net of contracts. Research and development expenses-net of contracts were $68,610 for the three months ended September 30, 2016, as compared to $15,201 for the three months ended September 30, 2017. The decrease of $(53,409) is primarily a result of a decrease in wages from $74,344 in the three months ended September 30, 2016 to $55,233 in the three months ended September 30, 2017, and a decrease in subcontractor expenses from $97,137 in the three months ended September 30, 2016 to $46,207 in the three months ended September 30, 2017.

General and Administrative Expenses. General and administrative expenses were $52,281 for the three months ended September 30, 2016, as compared to $28,664 for the three months ended September 30, 2017. This decrease is primarily due to a decrease in Company legal expenses, $25,750 for the three months ended September 30, 2016 as compared to $12,530 for the three months ended September 30, 2017 and accounting expenses, $14,015 for the three months ended September 30, 2016 as compared to $7,390 for the three months ended September 30, 2017.

Consulting expenses were $10,000 for the three months ended September 30, 2016 as compared to $0 for the three months ended September 30, 2017. All other general and administrative expense variations are immaterial.

Other Income (Expense). Other income (expense) was $(1,051) for the three months ended September 30, 2016 which consisted of the interest expense on a loan related party and interest earned on a money market account and $(2,985) for the three months ended September 30, 2017, which consisted of ($2,332) for interest expense on convertible loans and ($653) interest expense on a loan-related party.

Comparison of nine months ended September 30, 2016 and September 30, 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2017:

	For the nine months ended September 30,		Increase/
	2016	2017	(Decrease)
Research and development-net of contracts	$121,705	$90,592	$(31,113)
General and administrative	126,477	130,973	4,496
Other income (expense):
Interest Expense – related party	(1,106)	(6,804)	5,698
Interest Expense Accrued – convertible notes	—	(1,233)	(1,233)
Interest Income – related party	443	—	(443)
Interest Income - Other	—	60	60
Total other income (expense)	(663)	(7,977)	7,314

Research and Development Expenses-Net of contracts. Research and development expenses-net of contracts was $121,705 for the nine months ended September 30, 2016, as compared to $90,592 for the nine months ended September 30, 2017. The decrease of $31,113 is primarily a result of an increase of contract reimbursement from $409,069 for the nine months ended September 30, 2016 as compared to $733,582 for the nine months ended September 30, 2017. This difference of $324,513 offset the increase of wages and subcontractor expenses for each applicable time period.

General and Administrative Expenses. General and administrative expenses were $126,477 for the nine months ended September 30, 2016, as compared to $130,973 for the nine months ended September 30, 2017. This increase is primarily due to an increase in Company legal expenses, $38,138 for the nine months ended September 30, 2016 as compared to $86,378 for the nine months ended September 30, 2017, and accounting expenses, $18,065 for the nine months ended September 30, 2016 as compared to $31,551 for the nine months ended September 30, 2017.

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

Other Income (Expense). Other income (expense) was $(663) for the nine months ended September 30, 2016 which consisted of the interest expense of $(1,106) and the interest income on a loan related party of $443 and $(7,977) for the nine months ended September 30, 2017, which consisted of $60 for interest income on late remittance from NIH, ($1,233) for interest expense on convertible loans and ($6,804) interest expense on a loan-related party.

Liquidity and Capital Resources

As of September 30, 2017, total current assets were $152,139 as compared to $115,927 on December 31, 2016. Total current liabilities as of September 30, 2017 were $356,432 as compared to $105,284 as of December 31, 2016. The increase in current liabilities is due to an increase in accounts payable of $64,019 for the year ended December 31, 2016 as compared to $184,452 for the nine months ended September 30, 2017, an increase in advance NIH receivable of $18,777 for the year ended December 31, 2016 as compared to $79,481 for the nine months ended September 30, 2017 and an increase in a note payable-related party of $33,610 for the year ended December 31, 2016 as compared to $62,758for the nine months ended September 30, 207.

Net cash used in operating activities was $(55,510) in the nine months ended September 30, 2017 compared to net cash used of $(210,407) for the same period in 2016.

Net of cash provided by investing activities was $0 in the nine months ended September 30, 2017 as compared to $15,483 for the same period in 2016. This activity was primarily due to the repayment of a note receivable-related party.

Net cash provided by financing activities in the first nine months of 2017 was $29,248 compared to $186,178 in the first nine months of 2016.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of September 30, 2017 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission (the “SEC”), including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and our Chief Financial Officer (our Principal Financial and Accounting Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified in the “Risk Factors” section of our Registration Statement on Form S-1 (File No. 333-215027).

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

SHUTTLE PHARMACEUTICALS, INC.

Dated: November 20, 2017	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2017	By:	/s/ Peter Dritschilo
Peter Dritschilo, Chief Financial Officer
(Principal Financial and Accounting Officer)